Form 10-Q
period 2009-10-31
PB Capital International, Inc
filed 2009-12-16
CIK 1470336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to _____

Commission File No. 000-53768

PB CAPITAL INTERNATIONAL, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	26-0632925
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

319 Clematis Street, Suite 703
West Palm Beach, FL. 33401
(Address of principal executive offices) (Zip code)

(561) 514-9042
(Registrant's telephone number including area code)

 (Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of shares of common stock outstanding at December 1, 2009: 2,125,000

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS
AS OF OCTOBER 31, 2009 AND JULY 31, 2009

	October 31, 2009	July 31, 2009
	(unaudited)	(audited)

Current Assets
Cash	$10	$200

Total current assets	10	200

Total assets	$10	$200

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	1,279	219

Total current liabilities	1,279	219

Total liabilities	1,279	219

Shareholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
none issued and outstanding		—
Common stock, $.0001 par value, 250,000,00 shares authorized;
2,125,000 and 2,000,000 issued and outstanding October 31,
2009 and July 31, 2009	212	200
Additional paid in capital	1238
Deficit accumulated during development stage	(2,719)	(219)

Total shareholders' deficit	(1,269)	(19)

Total liabilities and shareholders' deficit	$10	$200

See accompanying notes to financial statements.

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009
FROM JULY 27, 2009 (INCEPTION) TO OCTOBER 31, 2009

	Three months ended October 31, 2009	Period from July 27, 2009 (inception) to October 31, 2009

REVENUES	$—	$—

EXPENSES
General and administrative	2,500	2,719
Interest expense

NET LOSS	(2,500)	$(2,719)

NET LOSS PER SHARE:
BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,111,264	2,105,469

See accompanying notes to financial statements.

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
FROM JULY 27, 2009 (inception) THROUGH OCTOBER 31, 2009

				Deficit
				Accumulated
			Additional	During
	Common stock		paid-in	Development	Total
	Shares	Amount	capital	Stage	deficit

July 28, 2009 (inception) shares issued for cash	2,000,000	$200	$-	$-	$200

Net loss for the period ending July 31, 2009	-			(219)	(219)

Balances, July 31, 2009	2,000,000	200	-	(219)	(19)

Issuance of common stock from private placement	125,000	12	1,238		1,250

Net loss for the period ending October 31, 2009				(2,500)	(2,500)

Balances October 31, 2009	2,125,000	$212	$1,238	$(2,719)	$(1,269)

See accompanying notes to financial statements.

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CASH FLOWS (unaudited)
THREE MONTHS ENDED OCTOBER 31, 2009
FROM JULY 27, 2009 (INCEPTION) THROUGH OCTOBER 31, 2009

		Period from
	Three	July 27,2009
	months ended	(inception) to
	October 31, 2009	October 31, 2009

Cash flows from operating activities:
Net loss	$(2,500)	$(2,719)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,060	1,279
Net cash used in operating activities	(1,440)	(1,440)

Cash flows from investing activities:		-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,250	1,450
Net cash provided by financing activities	1,250	1,450

Net increase in cash and cash equivalents	(190)	10

Cash and cash equivalents, beginning of period	200	-

Cash and cash equivalents, end of period	$10	$10

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

See accompanying notes to financial statements.

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Three Months Ended October 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

PB Capital International, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 27, 2009 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on July 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended October 31, 2009.

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Three Months Ended October 31, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 27, 2009 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3.    GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4.   STOCKHOLDER’S EQUITY

Upon formation, the Board of Directors issued 2,000,000 shares of common stock for $200 or $0.0001 (the par value) per share to the founding shareholders of the Company to fund organizational and start-up costs.

In August 2009, the Company sold 125,000 shares of its common stock in a private placement for $1,250 or $0.01 per share.

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2009:

•	Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 2,125,000 shares issued and outstanding
•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination").  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination.  The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements.  Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4T.  Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation  was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The principal executive officer is directly involved in the day-to-day operations of the Company.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1.A.  RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form 10-12G/A filed October 2, 2009  (SEC File Number  000-53768) on the website at www.sec.gov

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2009, the Company sold 125,000 shares of its common stock for $1,250 or $.01 per share. We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

 (a)           Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PB CAPITAL INTERNATIONAL, INC.

By: /s/ Henry Fong
Principal Executive Officer and
Principal Financial Officer

Dated:   December 16, 2009