Form 10-Q
period 2010-01-31
PB Capital International, Inc
filed 2010-03-08
CIK 1470336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended January 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to _____

Commission File No. 000-53768

PB CAPITAL INTERNATIONAL, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	26-0632925
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at March 1, 2010: 2,125,000

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2010 AND JULY 31, 2009

	January 31, 2010	July 31, 2009
	(unaudited)	(audited)

Current Assets
Cash	$10	$200

Total current assets	10	200

Total assets	$10	$200

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	1,779	219

Total current liabilities	1,779	219

Total liabilities	1,779	219

Shareholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
none issued and outstanding		—
Common stock, $.0001 par value, 250,000,00 shares authorized;
2,125,000 and 2,000,000 issued and outstanding January 31,
2010 and July 31, 2009	212	200
Additional paid in capital	1238
Deficit accumulated during development stage	(3,219)	(219)

Total shareholders' deficit	(1,769)	(19)

Total liabilities and shareholders' deficit	$10	$200

See accompanying notes to financial statements

STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2010
FROM JULY 27, 2009 (INCEPTION) TO JANUARY 31, 2010

			Period from July
			27, 2009 (inception)
	Three months ended	Six months ended	to January 31,
	January 31, 2010	January 31, 2010	2010

REVENUES	$—	$—	$—

EXPENSES
General and administrative	500	3000	3,219
Interest expense

NET LOSS	(500)	(3,000)	$(3,219)

NET LOSS PER SHARE:
BASIC AND DILUTED	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,125,000	2,118,169	2,115,027

See accompanying notes to financial statements

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
FROM JULY 27, 2009 (inception) THROUGH JANUARY 31, 2010

				Deficit
				Accumulated
			Additional	During
	Common stock		paid-in	Development	Total
	Shares	Amount	capital	Stage	deficit

July 28, 2009 (inception) shares issued for cash	2,000,000	$200	$-	$-	$200

Net loss for the period ending July 31, 2009	-			(219)	(219)

Balances, July 31, 2009	2,000,000	200	-	(219)	(19)

Issuance of common stock from private placement	125,000	12	1,238		1,250

Net loss for the period ending January 31, 2010				(3,000)	(3,000)

Balances January 31, 2010	2,125,000	$212	$1,238	$(3,219)	$(1,769)

See accompanying notes to financial statements

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JANUARY 31, 2010
FROM JULY 27, 2009 (INCEPTION) THROUGH JANUARY 31, 2010

		Period from
	Six	July 27,2009
	months ended	(inception) to
	January 31, 2010	January 31, 2010

Cash flows from operating activities:
Net loss	$(3,000)	$(3,219)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,560	1,779
Net cash used in operating activities	(1,440)	(1,440)

Cash flows from investing activities:		-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,250	1,450
Net cash provided by financing activities	1,250	1,450

Net increase in cash and cash equivalents	(190)	10

Cash and cash equivalents, beginning of period	200	-

Cash and cash equivalents, end of period	$10	$10

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

See accompanying notes to financial statements

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Six Months Ended January 31, 2010

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended January 31, 2010.

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Six Months Ended January 31, 2010

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2010:

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

Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering; analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The principal executive officer is directly involved in the day-to-day operations of the Company.

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

Dated:   March 8, 2010