Form 10-Q
period 2010-10-31
PB Capital International, Inc
filed 2010-12-10
CIK 1470336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to _____

Commission File No. 000-53768

PB CAPITAL INTERNATIONAL, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	26-0632925
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at December 10, 2010: 2,125,000

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
UNAUDITED BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND JULY 31, 2010

	October 31, 2010	July 31, 2010

Current Assets
Cash	$10	$10

Total current assets	10	10

Total assets	$10	$10

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	3,279	2,779

Total current liabilities	3,279	2,779

Total liabilities	3,279	2,779

Shareholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
none issued and outstanding		—
Common stock, $.0001 par value, 250,000,00 shares authorized;
2,125,000 issued and outstanding	212	212
Additional paid in capital	1,238	1,238
Deficit accumulated during development stage	(4,719)	(4,219)

Total shareholders' deficit	(3,269)	(2,769)

Total liabilities and shareholders' deficit	$10	$10

See accompanying notes to financial statements.

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 and 2009
FROM JULY 27, 2009 (INCEPTION) TO OCTOBER 31, 2010

			Period from July
			27, 2009 (inception)
	Three Months Ended	Three Months Ended	to October 31,
	October 31, 2010	October 31, 2009	2010

REVENUES	$—	$—	$—

EXPENSES
General and administrative	500	2,500	4,719
Interest expense

NET LOSS	(500)	(2,500)	$(4,719)

NET LOSS PER SHARE:
BASIC AND DILUTED	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,125,000	2,111,264	2,120,933

See accompanying notes to financial statements.

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
FROM JULY 27, 2009 (inception) THROUGH OCTOBER 31, 2010

				Deficit
				Accumulated
			Additional	During
	Common stock		paid-in	Development	Total
	Shares	Amount	capital	Stage	deficit

July 28, 2009 (inception) shares issued for cash	2,000,000	$200	$-	$-	$200

Net loss for the period ending July 31, 2009	-			(219)	(219)

Balances, July 31, 2009	2,000,000	200	-	(219)	(19)

Issuance of common stock from private placement	125,000	12	1,238		1,250

Net loss for the period ending July 31, 2010				(4,000)	(4,000)

Balances April 30, 2010	2,125,000	212	1,238	(4,219)	(2,769)

Net loss for the period ending October 31, 2010				(500)	(500)

	2,125,000	$212	$1,238	$(4,719)	$(3,269)

See accompanying notes to financial statements.

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CASH FLOWS (unaudited)
THREE MONTHS ENDED OCTOBER 31, 2010 and 2009
FROM JULY 27, 2009 (INCEPTION) THROUGH OCTOBER 31, 2010

			Period from
	Three	Three	July 27,2009
	Months Ended	Months Ended	(inception) to
	October 31, 2010	October 31, 2009	October 31, 2010

Cash flows from operating activities:
Net loss	$(500)	$(2,500)	$(4,719)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	500	1,060	3,279
Net cash used in operating activities	-	(1,440)	(1,440)

Cash flows from investing activities:			-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	1,250	1,450
Net cash provided by financing activities	-	1,250	1,450

Net increase in cash and cash equivalents	-	(190)	10

Cash and cash equivalents, beginning of period	10	200	-

Cash and cash equivalents, end of period	$10	$10	$10

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

See accompanying notes to financial statements.

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Three Months Ended October 31, 2010

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

Income Taxes

Income taxes are provided in accordance with ASC Topic No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended October 31, 2010.

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Three Months Ended October 31, 2010

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

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123(R), par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some  cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or  services received in a share- based  payment  with non-employees is more reliably measurable  than  the  fair value of the equity  instrument issued, the fair value of the goods or services received shall be used  to  measure  the  transaction.  Conversely, if the fair value  of  the  equity instruments issued in a share-based payment  transaction with non-employees  is  more  reliably  measurable  than  the fair value of the consideration received, the transaction is measured at the  fair  value  of the equity instruments issued [FAS-123(R), par.7].

The  cost  of services received from employees in exchange for awards of share- based compensation  generally  is  measured  at  the  fair  value of the equity instruments issued or at the fair value of the liabilities incurred.  The fair value of the liabilities incurred in share-based transactions with employees is remeasured  at  the  end of each reporting period until settlement [FAS-123(R),par.10].

Share-based payments awarded  to  an  employee  of  the  reporting  entity by a related  party  or  other  holder  of  an  economic  interest  in the entity as compensation  for services provided to the entity are share-based  transactions to be accounted  for  under  FAS-123(R)  unless  the  transfer is clearly for a purpose  other  than  compensation  for services to the reporting  entity.  The substance of such a transaction is that  the  economic  interest holder makes a capital  contribution to the reporting entity and that entity  makes  a  share- based payment  to  its  employee in exchange for services rendered [FAS-123(R), par.11].

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

PB Capital International, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
For the Three Months Ended October 31, 2010

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2010:

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

None.

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

Dated:   December 10, 2010