Form 10-Q
period 2011-01-31
PB Capital International, Inc
filed 2011-03-17
CIK 1470336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2011

      .

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

None

(Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

Number of shares of common stock outstanding at March 15, 2011: 2,000,000

PB CAPITAL INTERNATIONAL, INC. (A DEVELOPMENTAL STAGE COMPANY) UNAUDITED BALANCE SHEETS AS OF JANUARY 31, 2011 AND JULY 31, 2010

	January 31, 2011	July 31, 2010

Current Assets
Cash	$10	$10

Total current assets	10	10

Total assets	$10	$10

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	3,779	2,779
Note payable	1,250	-

Total current liabilities	5,029	2,779

Total liabilities	5,029	2,779

Shareholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,00 shares authorized;
2,125,000 issued and outstanding	200	212
Additional paid in capital	-	1,238
Deficit accumulated during development stage	(5,219)	(4,219)

Total shareholders' deficit	(5,019)	(2,769)

Total liabilities and shareholders' deficit	$10	$10

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 and 2010
FROM JULY 27, 2009 (INCEPTION) TO JANUARY 31, 2011

					Period from July 27, 2009 (inception) to January 31,

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	500	500	1,000	3,000	5,219
Interest expense	-	-	-	-	-

NET LOSS	(500)	(500)	(1,000)	(3,000)	$(5,219)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,125,000	2,125,000	2,125,000	2,118,169

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
FROM JULY 27, 2009 (inception) THROUGH JANUARY 31, 2011

				Deficit
				Accumulated
			Additional	During	Total
	Common stock		paid-in	Development	stockholders'
	Shares	Amount	capital	Stage	deficit

July 28, 2009 (inception) shares issued for cash	2,000,000	$200	$-	$-	$200

Net loss for the period ending July 31, 2009	-	-	-	(219)	(219)

Balances, July 31, 2009	2,000,000	200	-	(219)	(19)

Issuance of common stock from private placement	125,000	12	1,238	-	1,250

Net loss for the period ending July 31, 2010	-	-	-	(4,000)	(4,000)

Balances July 31, 2010	2,125,000	212	1,238	(4,219)	(2,769)

Note payable in exchange for cancellation of common stock	(125,000)	(12)	(1,238)	-	(1,250)

Net loss for the period ending January 31, 2011	-	-	-	(1,000)	(1,000)

	2,000,000	$200	$-	$(5,219)	$(5,019)

STATEMENT OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JANUARY 31, 2011 and 2010
FROM JULY 27, 2009 (INCEPTION) THROUGH JANUARY 31, 2011

			Period from
	Six Months Ended January 31,		July 27,2009
			(inception) to
	2011	2010	January 31, 2011

Cash flows from operating activities:
Net loss	$(1,000)	$(3,000)	$(5,219)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,000	1,560	3,779
Net cash used in operating activities	-	(1,440)	(1,440)

Cash flows from investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	200
Proceeds from issuance of note payable	-	1,250	1,250
Net cash provided by financing activities	-	1,250	1,450

Net increase in cash and cash equivalents	-	(190)	10

Cash and cash equivalents, beginning of period	10	200	-

Cash and cash equivalents, end of period	$10	$10	$10

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

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

Income Taxes

Income taxes are provided in accordance with ASC Topic No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended January 31, 2011.

Basic Earnings (Loss) per Share

The Company follows the provisions of ASC Topic 260, Earnings Per Share, requiring the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted these provisions effective July 27, 2009 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123(R), par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some  cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or  services received in a share- based  payment  with non-employees is more reliably measurable  than  the  fair value of the equity  instrument issued, the fair value of the goods or services received shall be used  to  measure  the  transaction.  Conversely, if the fair value  of  the  equity instruments issued in a share-based payment  transaction with non-employees  is  more  reliably  measurable  than  the fair value of theconsideration received, the transaction is measured at the  fair  value  of the equity instruments issued [FAS-123(R), par.7].

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2011:

•	Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 2,000,000 shares issued and outstanding
•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding.

On October 28, 2010 the Company was notified that the individual who previously purchased 125,000 shares of common stock was cancelling their subscription agreement as the Company had not delivered the certificate representing the shares purchased. The individual and the Company have entered into a promissory note for the $1,250, due on demand with an annual interest rate of 10%.

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
Henry Fong
Principal Executive Officer and
Principal Financial Officer

Dated:   March 15, 2011