Form 10-Q
period 2011-04-30
PB Capital International, Inc
filed 2011-06-14
CIK 1470336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2011

       .

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

Yes   X  . No      .

Number of shares of common stock outstanding at June 13, 2011: 2,000,000

TABLE OF CONTENTS

PB CAPITAL INTERNATIONAL, INC.
(A DEVELOPMENTAL STAGE COMPANY)
UNAUDITED BALANCE SHEETS
AS OF APRIL 30, 2011 AND JULY 31, 2010

	April 30, 2011	July 31, 2010

Current Assets
Cash	$10	$10

Total current assets	10	10

Total assets	$10	$10

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	4,279	2,779
Note payable	1,250	-
Total current liabilities	5,529	2,779

Total liabilities	5,529	2,779

Shareholders’ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.0001 par value, 250,000,00 shares authorized;
2,000,000 (April) and 2,125,000 (July)issued and outstanding	200	212
Additional paid in capital	0	1,238
Deficit accumulated during development stage	(5,719)	(4,219)

Total shareholders' deficit	(5,519)	(2,769)

Total liabilities and shareholders' deficit	$10	$10

PB CAPITAL INTERNATIONAL, INC.
	(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,		Period from July 27, 2009 (inception to April 30,
	2011	2010	2011	2010	2011

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and administrative	500	500	1,500	3,500	5,719
Interest expense

NET LOSS	(500)	(500)	(1,500)	(3,500)	$(5,719)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	2,040,441	2,125,000	2,000,000	2,120,404

PB CAPITAL INTERNATIONAL, INC
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
FROM JULY 27, 2009 (inception) THROUGH APRIL 30, 2011

				Deficit
				Accumulated
			Additional	During	Total
	Common stock		paid-in	Development	stockholders'
	Shares	Amount	capital	Stage	deficit

July 28, 2009 (inception) shares issued for cash	2,000,000	$200	$-	$-	$200

Net loss for the period ending July 31, 2009	-	-	-	(219)	(219)

Balances, July 31, 2009	2,000,000	200	-	(219)	(19)

Issuance of common stock from private placement	125,000	12	1,238	-	1,250

Net loss for the period ending July 31, 2010	-	-	-	(4,000)	(4,000)

Balances April 30, 2010	2,125,000	212	1,238	(4,219)	(2,769)

Note issuance in echange for cancelled shares	(125,000)	(12)	(1,238)	-	(1,250)

Net loss for the period ending April 30, 2011	-	-	-	(1,500)	(1,500)

	2,000,000	$200	$-	$(5,719)	$(5,519)

STATEMENT OF CASH FLOWS (unaudited)
NINE MONTHS ENDED april 30, 2011 and 2010
FROM JULY 27, 2009 (INCEPTION) THROUGH APRIL 30, 2011

			Period from
	Nine Months Ended April 30,		July 27,2009
			(inception) to
	2011	2010	April 30, 2011

Cash flows from operating activities:
Net loss	$(1,500)	$(3,500)	$(5,719)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,500	2,060	4,279
Net cash used in operating activities	-	(1,440)	(1,440)

Cash flows from investing activities:	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	200
Proceeds from issuance of notes payable		1,250	1,250
Net cash provided by financing activities	-	1,250	1,450

Net increase in cash and cash equivalents	-	(190)	10

Cash and cash equivalents, beginning of period	10	200	-

Cash and cash equivalents, end of period	$10	$10	$10

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for taxes	$-	$-	$-

PB Capital International, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2011

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

Income Taxes

Income taxes are provided in accordance with ASC Topic No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended April 30, 2011.

PB Capital International, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2011

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

PB Capital International, Inc.

(A Developmental Stage Company)

Notes to Financial Statements

For the Nine Months Ended April 30, 2011

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2011

•	Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 2,000,000 shares issued and outstanding
•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding.

On October 28, 2010 the Company was notified that the individual who previously purchased 125,000 shares of common stock was cancelling their subscription agreement as the Company had not delivered the certificate representing the shares purchased. The individual and the Company have entered into a promissory note for $12,500, due on demand with an annual interest rate of 10%.

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

Dated:   June 14, 2011